Form 10-K
period 1996-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-2
filed 1997-03-28
CIK 1014105

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                      Commission File number 33-99340

                ContiMortgage Home Equity Loan Trust 1996-2
           (Exact name of registrant as specified in its charter)

                                                 16-1502484 and
            New York                             16-150248
            --------                             ---------
 (State of other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification  No.)


c/o Manufacturers and Traders
Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                         14240-2599
-----------------                                         ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                 Name of each exchange on
                                                  which registered:

               None                                     None
               ----                                     ----





                                      None
                                      ----
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                               Not Applicable
Documents Incorporated by Reference:
                                    None

                CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-2
                                   INDEX






PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    4
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   10

PART IV..............................................................       10
             ITEM 14   -   EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................10

SIGNATURES    ............................................................  12
INDEX TO EXHIBITS.........................................................  13

                                   PART I
ITEM 1 -   BUSINESS

      Not Applicable.

ITEM 2 -   PROPERTIES

      Not Applicable.

ITEM 3 -   LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1996-2, (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated June 1, 1996, among Manufacturers and Traders Trust Company, as trustee (the "Trustee") ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, and Class A-9 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 10, 1997, there were 2 holders of the Class A-1 Certificates, 6 holders of the Class A-2 Certificates, 5 holders of the Class A-3 Certificates, 12 holders of the Class A-4 Certificates, 8 holders of the Class A-5 Certificates, 13 holders of the Class A-6 Certificates, 9 holders of the Class A-7 Certificates, 4 holders of the Class A-8 Certificates, 4 holders of the Class A-9 Certificates, and 2 holders of the A-10-IO Certificates.

ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

           Not applicable.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was 1,346,238.86.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                               Amount Owned
         Name and Address            All Dollars Amounts Are in Thousands
                                        Principal         Percent

Class A-1 Certificates

Harris Trust & Savings Bank                $6,000          20.69%
Proxy Operations
111 West Monroe Street, 1130
Chicago, Il  60690

PNC National Association                   23,000           79.31
1835 Market Street
11 Penn Center, 15 Floor
Philadelphia, PA  19103


Class A-2 Certificates

BNY/ITC- Dealers Clearance Special        $14,500          12.29%
c/o N.A. Schapiro & Co. Inc.
One Chase Manhattan Plaza, 58th
Floor
New York, NY  10005

Bankers Trust Co./Investment A/C           47,500           40.25
16 Wall Street, 5th Floor
New York, NY  10005

Chase Manhattan Bank/Chemical              42,500           36.02
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Class A-3 Certificates

Bankers Trust Company                      $5,000           9.26%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville ,TN 37211

Bankers Trust Co./Investment A/C           27,000           50.00
16 Wall Street, 5th Floor
New York, NY  10005



Chase Manhattan/Chemical                   10,000           18.52
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

SSB-Custodian                              10,500           19.44
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-4 Certificates

Bankers Trust Company                     $26,700          32.36%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville ,TN 37211

Chase Manhattan Bank                        9,250           11.21
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Chase Manhattan Bank/Chemical              14,800           17.94
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Firstar Trust Company                      10,000           12.12
777 East Wisconsin Avenue
Milwaukee, WI  53202

SSB-Custodian                              9,750           11.82
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-5 Certificates

Bank of New York                           $8,000          37.21%
925 Patterson Plank Rd.
Secaucus, NJ   07094

Bank of America Personal Trust              4,100           19.07
Proxy Unit #38432
555 S. Flower Street, Level C
Los Angeles, CA  90071

Chase Manhattan Bank                        4,000           18.60
Two Chase Manhattan Plaza, 5th
Floor
New York, NY   10081


United States National Bank of              3,600           16.74
Oregon
555 SW Oak PL-6
Portland, OR  97204


Class A-6 Certificates

Bank of New York                          $27,960          44.74%
925 Patterson Plank Rd.
Secaucus, NJ   07094

Boston Safe Deposit & Trust Co.            13,000           20.80
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank, Trust                 3,870            6.19
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

SSB-Custodian                              10,000           16.00
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Class A-7 Certificates

Bankers Trust Company                     $14,270          33.19%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville ,TN 37211

Chase Manhattan Bank                        5,520           12.84
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc.                     5,820           13.53
P.O. Box 30576
Tampa, FL  33630-3576



Investors Bank & Trust/M.F. Custody         4,280            9.95
89 South Street 6th Floor
Corp. Action Dept.
Boston, MA  02111

Northern Trust Company                      4,470           10.40
801 S. Canal C-In
Chicago, IL  60607

SSB-Custodian                               6,660           15.49
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Class A-8 Certificates

Bankers Trust Company                     $12,000          30.38%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville ,TN 37211

Chase Manhattan Bank                        6,000           15.19
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc.                    16,500           41.77
P.O. Box 30576
Tampa, FL  33630-3576

Fifth Third Bank                           5,000           12.66
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263

Class A-9 Certificates

Bank of New York                           $8,500          15.45%
925 Patterson Plank Rd.
Secaucus, NJ   07094

Boston Safe Deposit & Trust Co.            17,500           31.82
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Custodial Trust Company                    22,000           40.00
101 Carnegie Center
Princeton, NJ  08540

SSB-Custodian                               7,000           12.73
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631



Class A-10-IO Certificates

Chase Manhattan Bank                 $225,000 (1)          50.00%
Two Chase Manhattan Plaza, 5th
Floor
New York, New York 10081

Firstar Trust Company                 225,000 (1)          50.00%
777 East Wisconsin Avenue
Milwaukee, WI 53202

(1) Represents the "Notional Principal Amount" of the Class A-10-IO Certificates which is based on the aggregate outstanding Certificate Pincipal Balance of the fixed rate group

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]

                                  PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:

          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

(b)   Reports on Form 8-K.

      7 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                       Items Reported/Financial
Date of Reports on Form 8-K             Statements Filed
July 15, 1996                    Trustee's Monthly Report for
                                 the June Monthly Period.

August 15, 1996                  Trustee's Monthly Report for
                                 the July Monthly Period.

September 15, 1996               Trustee's Monthly Report for
                                 the August  Monthly Period.

October 15, 1996                 Trustee's Monthly Report for
                                 the September Monthly Period.

November 15, 1996                Trustee's Monthly Report  for
                                 the October Monthly Period.

December  15, 1996               Trustee's Monthly Report for
                                 the November Monthly Period.

January 15, 1997                 Trustee's Monthly Report for
                                 the December Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
                               AS DEPOSITOR


                               By:  /s/  Jerome M. Perelson

                               Name:  Jerome M. Perelson
                               Title:    Vice President

                               By:  /s/  Susan E. O'Donovan
                               Name:   Susan E. O'Donovan
                               Title: Vice President & Chief Financial Officer

Date:  March 27, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)


          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.
              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.
              99.3               Annual compilation of Monthly
                                 Trustee's Statement.